Form 10-K405
period 1998-12-31
AMERICAN RESIDENTIAL EAGLE INC
filed 1999-05-05
CIK 1053774

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO _________.

                       COMMISSION FILE NUMBER:  333-47311

  AMERICAN RESIDENTIAL EAGLE, INC. (AS DEPOSITOR OF AMERICAN RESIDENTIAL EAGLE CERTIFICATE TRUST 1998-1, ISSUER OF THE MORTGAGE-BACKED CALLABLE CERTIFICATES, SERIES 1998-1, UNDER A TRUST AGREEMENT DATED JUNE 1, 1998, AND AS DEPOSITOR OF
      AMERICAN RESIDENTIAL EAGLE BOND TRUST 1998-1, ISSUER OF THE CLASS A COLLATERALIZED CALLABLE MORTGAGE BONDS UNDER AN INDENTURE DATED JUNE 1, 1998)

                         AMERICAN RESIDENTIAL EAGLE INC.
             (Exact Name of registrant as specified in its charter)

          DELAWARE                                      33-0787975
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)

   445 MARINE VIEW AVENUE, SUITE 230,                     92014
           DEL MAR, CALIFORNIA                          (Zip code)
(Address of principal executive offices)

                                 (619) 350-5001
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:           Securities registered pursuant to Section 12(g) of the Act:

                                NONE                                                                NONE
                          (Title of class)                                                    (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

                                 NOT APPLICABLE

                      Documents incorporated by reference:

                                 NOT APPLICABLE

                         AMERICAN RESIDENTIAL EAGLE INC.
               MORTGAGE-BACKED CALLABLE CERTIFICATES SERIES 1998-1

                                      INDEX

                                                                                                                          Page
                                                                                                                          ----
PART I            ........................................................................................................ 3
                  ITEM 1  - BUSINESS...................................................................................... 3
                  ITEM 2  - PROPERTIES.................................................................................... 3
                  ITEM 3  - LEGAL PROCEEDINGS............................................................................. 3
                  ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................... 3

PART II           ........................................................................................................ 3
                  ITEM 5  - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.......................... 3
                  ITEM 6  - SELECTED FINANCIAL DATA....................................................................... 3
                  ITEM 7  - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......... 3
                  ITEM 8  - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................... 3
                  ITEM 9  - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......... 3


PART III          ........................................................................................................ 4
                  ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................ 4
                  ITEM 11 - EXECUTIVE COMPENSATION........................................................................ 4
                  ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................ 4
                  ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................ 7

PART IV           ........................................................................................................ 7
                  ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K............................... 7

SIGNATURES        ........................................................................................................ 8
INDEX TO EXHIBITS ........................................................................................................ 9

                                     PART I

ITEM 1     -   BUSINESS

               Not Applicable.

ITEM 2     -   PROPERTIES

               American Residential Eagle Inc. (the "Depositor") will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 14.

ITEM 3     -   LEGAL PROCEEDINGS

               The Depositor is not aware of any material pending legal proceedings involving either the Mortgage-Backed Callable Certificates, Series 1998-1 Trust (the "Trust); the Trustee; the Depositor; or the Servicer which relates to the Trust.

ITEM 4     -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5     -   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
               MATTERS

               To the best knowledge of the Depositor, there is no established public trading market for the Certificates.

               All of the Class A Certificates, Class M Certificates, Class B Certificates, Class X Certificates and Class O Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Certificates. Based on information obtained by the Trust from DTC, as of December 31, 1998, there were five holders of Class A-1 Certificates, seven holders of Class A-2 Certificates, two holders of Class M-1 Certificates and one holder of each of the Class M-2 Certificates, Class B Certificates, Class X Certificates and Class O Certificates.

ITEM 6     -   SELECTED FINANCIAL DATA

               Not Applicable.

ITEM 7     -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

               Not Applicable.

ITEM 8     -   FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

               Not Applicable.

ITEM 9     -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

               There were no changes of accountants or disagreements on accounting or financial disclosures between the Depositor and its accountants.

                                    PART III

ITEM 10    -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               Not Applicable.

ITEM 11    -   EXECUTIVE COMPENSATION

               Not Applicable.

ITEM 12    -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Depositor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.


                                    Class A-1

             NAME AND ADDRESS                     PRINCIPAL AMOUNT      % OF CLASS
Boston Safe Deposit and Trust Company                $12,970,000            9.0%
C/O Mellon Bank N.A.
Three Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259

LBI-Lehman Government Securities Inc. (LBI)          $60,000,000          41.68%
101 Hudson Street
31st Floor
Jersey City, NJ  07302

State Street Bank and Trust Company                  $15,000,000          10.42%
Global Corp Action Dept JAB5W
P.P. Box 1631
Boston, MA  02105-1631

Chase Manhattan Bank                                 $55,000,000          38.20%
4 New York Plaza
13th Floor
New York, NY  10004

                                    Class A-2

             NAME AND ADDRESS                     PRINCIPAL AMOUNT      % OF CLASS
The Bank of New York                                 $20,000,000           8.62%
925 Patterson Plank Road
Secaucus, NJ  07094

Chase Manhattan Bank                                 $56,000,000          24.13%
4 New York Plaza
13th Floor
New York, NY  10004

Goldman, Sachs & Co.                                 $67,093,000          28.91%
1 New York Plaza
45th Floor
New York, NY  10004

State Street Bank and Trust Company                  $38,000,000          16.37%
Global Corp Action Dept JAB5W
P.P. Box 1631
Boston, MA  02105-1631

Bankers Trust Company                                $25,000,000          10.77%
C/O BT Services Tennessee Inc.
648 Grassmere Park Drive
Nashville, TN  37211

Chase Manhattan Bank/Broker & Dealer                 $25,000,000          10.77%
Clearance Department
4 New York Plaza
21st Floor
New York, NY  10015


                                    Class M-1

             NAME AND ADDRESS                     PRINCIPAL AMOUNT      % OF CLASS
Investors Bank & Trust/M.F. Custody                  $23,000,000          49.97%
200 Clarendon Street
15th Floor Hancock Tower
Boston, MA  02116
                                                     $23,029,000          50.03%
LBI-Lehman Government Securities Inc. (LBI)
101 Hudson Street
31st Floor
Jersey City, NJ  07302

                                    Class M-2

             NAME AND ADDRESS                      NOTIONAL AMOUNT      % OF CLASS
The Bank of New York                                 $17,365,000            100%
925 Patterson Plank Road
Secaucus, NJ  07094

                                     Class B

             NAME AND ADDRESS                      NOTIONAL AMOUNT      % OF CLASS
American Residential Eagle, Inc.                      17,365,000            100%
445 Marine View Avenue, Suite 230
Del Mar, CA  92014

                                     Class X

             NAME AND ADDRESS                      NOTIONAL AMOUNT      % OF CLASS
American Residential Eagle, Inc.                                            100%
445 Marine View Avenue, Suite 230
Del Mar, CA  92014


                                     Class O

             NAME AND ADDRESS                      NOTIONAL AMOUNT      % OF CLASS
American Residential Eagle, Inc.                                            100%
445 Marine View Avenue, Suite 230
Del Mar, CA  92014

ITEM 13    -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               None.

                                     PART IV

ITEM 14    -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

               (a) The following documents are filed as part of this report:

                       1.      Financial Statements:

                               Not applicable.

                       2.      Financial Statement Schedules:

                               Not applicable.

                       3.      Exhibits:

                               Exhibit
                                 No.    Description
                               -------  -----------

                               99.1* Statement of Compliance of the Master Servicer pursuant to Section 3(q) of the Master Servicing Agreement.

                               99.2*    Annual Reports of Independent
                                        Accountants of Servicers with respect to each Servicer's overall servicing operations.

---------------
* The document is not due to be delivered until May 31, 1999. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                By:   AMERICAN RESIDENTIAL EAGLE INC.,
                                      As Depositor


                                      By: /s/ Mark A. Conger
                                          ------------------------------------
                                      Name:  Mark A. Conger
                                      Title: Executive Vice President, Chief
                                             Financial Officer

Date:      May 5, 1999.

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Depositor and in the capacities and on the dates indicated:


               Signature                                   Position                                        Date
               ---------                                   --------                                        ----

/s/ John R. Robbins                           Chief Executive Officer and                                May 5, 1999
--------------------------------------        Chairman of the Board of Directors
John R. Robbins                               (Principal Executive Officer)


/s/ Jay M. Fuller                             President, Chief Operating Officer                         May 5, 1999
--------------------------------------        and Director
Jay M. Fuller


/s/ Mark A. Conger                            Executive Vice President, Chief                            May 5, 1999
--------------------------------------        Financial Officer and Director
Mark A. Conger                                (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS
                                   Item 14(C)

Exhibit No.           Description
-----------           -----------

99.1* Statement of Compliance of the Master Servicer pursuant to Section 3(q) of the Master Servicing Agreement.

99.2* Annual Reports of Independent Accountants of Servicers with respect to each Servicer's overall servicing operations pursuant to Section 3(r) of the Master Servicing Agreement.

---------------
* The document is not due to be delivered until May 31, 1999. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.