Form 10-K405
period 1999-12-31
AMERICAN RESIDENTIAL EAGLE BOND TRUST 1999-2 COLLATERALIZED
filed 2000-03-29
CIK 1053774

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO _________.

COMMISSION FILE NUMBER:  333-70189-1

AMERICAN RESIDENTIAL EAGLE, INC. (AS DEPOSITOR OF AMERICAN RESIDENTIAL EAGLE BOND TRUST 1999-2, ISSUER OF COLLATERALIZED HOME EQUITY BONDS, SERIES 1999-2, UNDER A DEPOSIT TRUST AGREEMENT DATED JULY 1, 1999)

                         AMERICAN RESIDENTIAL EAGLE INC.
             (Exact Name of registrant as specified in its charter)

                   DELAWARE                                     33-0787975
(State or other jurisdiction of incorporation or    (I.R.S. employer identification no.)
                organization)

      445 MARINE VIEW AVENUE, SUITE 230,                           92014
            DEL MAR, CALIFORNIA                                 (Zip code)
   (Address of principal executive offices)

                                 (858) 350-5001
              (Registrant's telephone number, including area code)

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

                                 NOT APPLICABLE

                      Documents incorporated by reference:

                                 NOT APPLICABLE

                         AMERICAN RESIDENTIAL EAGLE INC.
                 COLLATERALIZED HOME EQUITY BONDS, SERIES 1999-2

                                      INDEX

                                                                               Page
                                                                               ----
PART I   ....................................................................... 3
         ITEM 1   -  BUSINESS................................................... 3
         ITEM 2   -  PROPERTIES................................................. 3
         ITEM 3   -  LEGAL PROCEEDINGS.......................................... 3
         ITEM 4   -  SUBMISSION OF MATTERS TO A VOTE OF
                     SECURITY HOLDERS........................................... 3

PART II  ....................................................................... 3
         ITEM 5   -  MARKET FOR REGISTRANT'S COMMON STOCK AND
                     RELATED STOCKHOLDER MATTERS................................ 3
         ITEM 6   -  SELECTED FINANCIAL DATA.................................... 3
         ITEM 7   -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............. 3
         ITEM 8   -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................ 3
         ITEM 9   -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE..................... 3

PART III ....................................................................... 4
         ITEM 10  -  DIRECTORS AND EXECUTIVE OFFICERS OF
                     THE REGISTRANT............................................. 4
         ITEM 11  -  EXECUTIVE COMPENSATION..................................... 4
         ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                     OWNERS AND MANAGEMENT...................................... 4
         ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............. 5

PART IV  ....................................................................... 5
         ITEM 14  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                     REPORTS ON FORM 8-K........................................ 5

SIGNATURES     ................................................................. 6
INDEX TO EXHIBITS............................................................... 7

                                     PART I

ITEM 1 - BUSINESS

         Not Applicable.

ITEM 2 - PROPERTIES

         American Residential Eagle Inc. (the "Depositor") will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 14.

ITEM 3 - LEGAL PROCEEDINGS

         The Depositor is not aware of any material pending legal proceedings involving either the Collateralized Home Equity Bonds, Series 1999-2, the American Residential Eagle Bond Trust 1999-2 (the "Trust"); the Master Servicing Agreement; the Deposit Trust agreement; the Master Servicer; the Trustee; the Depositor; or the Servicer which relates to the Trust.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         To the best knowledge of the Depositor, there is no established public trading market for the Bonds.

         All of the Class A-1 Bonds and Class A-2 Bonds issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Bonds. Based on information obtained by the Trust from DTC, as of December 31, 1999, there were nine holders of Class A-1 Bonds and two holders of Class A-2 Bonds.

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

         Not Applicable.

ITEM 11 - EXECUTIVE COMPENSATION

          Not Applicable.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The Depositor is a wholly-owned subsidiary of American Residential Investment Trust, a Maryland corporation. The Trust is a Delaware statutory business trust wholly-owned by the Depositor.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)   The following documents are filed as part of this report:

                1.      Financial Statements:

                        Not applicable.

                2.      Financial Statement Schedules:

                        Not applicable.

                3.      Exhibits:

                        Exhibit No.   Description
                        -----------   -----------
                        99.1*         Statement of Compliance of the Master Servicer
                                      pursuant to Section 3(h) of the Master Servicing
                                      Agreement.

                        99.2**        Annual Reports of Independent Accountants of
                                      Servicer with respect to Servicer's overall
                                      servicing operations pursuant to Section 4.26 of
                                      the Master Mortgage Loan Sale and Purchase
                                      Agreement between American Residential
                                      Investment Trust and Option One Mortgage
                                      Corporation.

                        99.3***       Annual Report of Independent Accountants of
                                      Servicer with respect to Servicer's overall
                                      servicing operations pursuant to Section 5.05 of
                                      the Mortgage Loan Purchase and Servicing
                                      Agreement between American Residential
                                      Investment Trust and Countrywide Home Loans,
                                      Inc.

---------------
* The document is not due to be delivered until June 30, 2000. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.
**The document is not due to be delivered until April 30, 2000. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.
***The document is not due to be delivered until May 31, 2000. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.

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


                                            By: AMERICAN RESIDENTIAL EAGLE INC.,
                                                As Depositor


                                            By: /s/ Judith A. Berry
                                               ---------------------------------
                                               Name:  Judith A. Berry
                                               Title: Executive Vice President,
                                               Chief Financial Officer
Date:   March 30, 2000.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Depositor and in the capacities and on the dates indicated:


            Signature                           Position                                  Date
            ---------                           --------                                  ----
/s/ John R.Robbins                    Chief Executive Officer and                     March 30, 2000
----------------------------------    Chairman of the Board of Directors
John R. Robbins                       (Principal Executive Officer)


/s/ Jay M. Fuller                     President, Chief Operating Officer              March 30, 2000
----------------------------------    and Director
Jay M. Fuller

/s/ Judith A. Berry                   Executive Vice President, Chief                 March 30, 2000
----------------------------------    Financial Officer and Director
Judith A. Berry                       (Principal Financial and Accounting
                                      Officer)

                                INDEX TO EXHIBITS
                                   Item 14(C)

Exhibit No.     Description
-----------     -----------
99.1*           Statement of Compliance of the Master Servicer pursuant to
                Section 3(h) of the Master Servicing Agreement.

99.2** Annual Reports of Independent Accountants of Servicer with respect to Servicer's overall servicing operations pursuant to
                Section 4.26 of the Master Mortgage Loan Sale and Purchase
                Agreement between American Residential Investment Trust and
                Option One Mortgage Corporation.

99.3*** Annual Report of Independent Accountants of Servicer with respect to Servicer's overall servicing operations pursuant to
                Section 5.05 of the Mortgage Loan Purchase and Servicing
                Agreement between American Residential Investment Trust and
                Countrywide Home Loans, Inc.

---------------
* The document is not due to be delivered until June 30, 2000, 1999. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.
**The document is not due to be delivered until April 30, 2000. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.
***The document is not due to be delivered until May 31, 2000. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the Registrant.