Form 10-K405/A
period 1999-12-31
AMERICAN RESIDENTIAL EAGLE BOND TRUST 1999-2 COLLATERALIZED
filed 2000-10-25
CIK 1053774

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                         AMERICAN RESIDENTIAL EAGLE INC.
             (Exact Name of registrant as specified in its charter)

       DELAWARE                                     33-0787975
(State or other jurisdiction of         (I.R.S. employer identification no.)
 incorporation or organization)

   445 MARINE VIEW AVENUE, SUITE 230,                 902014
          DEL MAR, CALIFORNIA                       (Zip code)
(Address of principal executive offices)

                                 (858) 350-5001
              (Registrant's telephone number, including area code)

Securities registered pursuant to        Securities registered pursuant to
Section 12(b) of the Act:                Section 12(g) of the Act:

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

                                 NOT APPLICABLE

                      Documents incorporated by reference:

                                 NOT APPLICABLE

                         AMERICAN RESIDENTIAL EAGLE INC.
                 COLLATERALIZED HOME EQUITY BONDS, SERIES 1999-2

                                      INDEX

                                                                           Page
                                                                           ----
PART I   .................................................................... 1
         ITEM 1     -   BUSINESS............................................. 1
         ITEM 2     -   PROPERTIES........................................... 1
         ITEM 3     -   LEGAL PROCEEDINGS.................................... 1
         ITEM 4     -   SUBMISSION OF MATTERS TO A VOTE OF
                        SECURITY HOLDERS..................................... 1

PART II  .................................................................... 1
         ITEM 5     -   MARKET FOR REGISTRANT'S COMMON STOCK AND
                        RELATED STOCKHOLDER MATTERS.......................... 1
         ITEM 6     -   SELECTED FINANCIAL DATA.............................. 1
         ITEM 7     -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS........ 1
         ITEM 8     -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......... 1
         ITEM 9     -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                        ON ACCOUNTING AND FINANCIAL DISCLOSURE............... 1

PART III .................................................................... 2
         ITEM 10    -   DIRECTORS AND EXECUTIVE OFFICERS OF
                        THE REGISTRANT....................................... 2
         ITEM 11    -   EXECUTIVE COMPENSATION............................... 2
         ITEM 12    -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                        OWNERS AND MANAGEMENT................................ 2
         ITEM 13    -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....... 2

PART IV  .................................................................... 2
         ITEM 14    -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                        REPORTS ON FORM 8-K.................................. 2

SIGNATURES .................................................................. 3
INDEX TO EXHIBITS ............................................................4

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

     (a) The following documents are filed as part of this report:

             1. Financial Statements:

                Not applicable.

             2. Financial Statement Schedules:

                Not applicable.

             3. Exhibits:

                Exhibit No.               Description
                -----------               ------------
                99.1                      Statement of Compliance of the Master
                                          Servicer  pursuant to Section 3(h)
                                          of the Master Servicing Agreement.

                99.2                      Annual Reports of Independent
                                          Accountants of Servicer with respect
                                          to Servicer's overall servicing
                                          operations pursuant to Section 4.26 of
                                          the Master  Mortgage Loan Sale and
                                          Purchase Agreement between American
                                          Residential Investment Trust and
                                          Option One Mortgage Corporation.

                99.3                      Annual Report of Independent
                                          Accountants of Servicer with respect
                                          to Servicer's overall servicing
                                          operations pursuant to Section 5.05 of
                                          the Mortgage Loan Purchase and
                                          Servicing Agreement between American
                                          Residential Investment Trust and
                                          Countrywide Home Loans, Inc.

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

Date:      October 25, 2000.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Depositor and in the capacities and on the dates indicated:

                Signature                            Position                                            Date
                ---------                            --------                                            ----

/s/ John R. Robbins                           Chief Executive Officer and                                October 25, 2000
-------------------------------------------   Chairman of the Board of Directors
John R. Robbins                               (Principal Executive Officer)

/s/ Jay M. Fuller                             President, Chief Operating Officer                         October 25, 2000
-------------------------------------------   and Director
Jay M. Fuller

/s/ Judith A. Berry                           Executive Vice President, Chief                            October 25, 2000
-------------------------------------------   Financial Officer and Director
Judith A. Berry                               (Principal Financial and
                                              Accounting Officer)

                                INDEX TO EXHIBITS
                                   Item 14(C)

Exhibit No.           Description
-----------           -----------

99.1       Statement of Compliance of the Master Servicer pursuant to
           Section 3(h) of the Master Servicing Agreement.

99.2 Annual Reports of Independent Accountants of Servicer with respect to Servicer's overall servicing operations pursuant to Section 4.26 of the Master Mortgage Loan Sale and Purchase Agreement between American Residential Investment Trust and Option One Mortgage Corporation.

99.3 Annual Report of Independent Accountants of Servicer with respect to Servicer's overall servicing operations pursuant to Section 5.05 of the Mortgage Loan Purchase and Servicing Agreement between American Residential Investment Trust and Countrywide Home Loans, Inc.